Form 10-K405
period 1996-12-31
ORBCOMM INTERNATIONAL PARTNERS L P /FA
filed 1998-06-25
CIK 1064934

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                        Commission file number 333-11149

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                           54-1689429
          (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization of Registrant)                     Identification No.)

                            21700 ATLANTIC BOULEVARD
                             DULLES, VIRGINIA 20166
             (Address of Registrant's principal executive offices)
                                   (Zip Code)

                                 (703) 406-6000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.  Yes  __      No  X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1.    Business....................................................    1
  Item 2.    Properties..................................................   12
  Item 3.    Legal Proceedings...........................................   12
  Item 4.    Submission of Matters to a Vote of Security Holders.........   12

PART II
  Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................   12
  Item 6.    Selected Financial Data.....................................   13
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   13
  Item 8.    Financial Statements and Supplementary Data.................   16
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   25

PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   25
  Item 11.   Executive Compensation......................................   27
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   27
  Item 13.   Certain Relationships and Related Transactions..............   27

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   30
             Signatures..................................................   32

                                     PART I

ITEM 1.  BUSINESS

     The information contained in this report on form 10-K speaks as of and for the year ended December 31, 1996 and not as of or for any other date or period except as otherwise provided herein.

BACKGROUND

     ORBCOMM International Partners, L.P. (the "Company" or "ORBCOMM International") is a Delaware limited partnership formed in 1993 to market services using the low-Earth orbit ("LEO") satellite communications system under development by ORBCOMM Global, L.P. ("ORBCOMM"), a general partner of ORBCOMM International. ORBCOMM is establishing the first commercial LEO satellite-based mobile data and messaging communications system that will be available on a global basis (the "ORBCOMM System"). The ORBCOMM System, planned to be fully deployed in early 1998, is designed to provide reliable, low-cost, two-way global data and messaging communications through a constellation of 28 LEO satellites and a complement of associated ground infrastructure situated around the world. Major target markets include worldwide mobile asset tracking; remote industrial monitoring and control applications; environmental data collection; and real time person-to-person and machine-to-machine communications, including two-way Internet electronic mail ("email") communications and recreational and business messaging. The exclusive right to market the ORBCOMM System internationally is held by ORBCOMM International.

     The general and limited partnership interests in ORBCOMM International are held 98% by ORBCOMM, a Delaware limited partnership, and 2% by Teleglobe Mobile Partners ("Teleglobe Mobile"), a Delaware general partnership whose interests are wholly owned on an indirect basis by Teleglobe Inc. ("Teleglobe") and Technology Resources Industries Bhd. ("TRI"). ORBCOMM was formed in 1993 to develop, construct, operate and market the ORBCOMM System. The general and limited partnership interests in ORBCOMM are held by Orbital Communications Corporation ("OCC"), a Delaware corporation and subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile. OCC and Teleglobe Mobile have invested approximately $160 million in the ORBCOMM project.

     Orbital, a Delaware corporation, is a space technology and satellite services company that designs, manufactures, operates and markets a broad range of space products and services, including launch systems, satellites, space sensors and electronics, ground systems and software products, satellite access products and communications and information services. Teleglobe, a Canadian corporation, provides international telecommunications services to approximately 240 countries worldwide through a network of submarine cables and satellite Earth stations. Teleglobe is owned approximately 22% by BCE Inc., which is the largest public corporate entity in Canada, and indirectly approximately 20% by Telesystem Ltd., a Canadian company, that also has an interest in Telesystem International Wireless Corporation ("TIW"). TIW has paging and cellular interests in several countries around the world, including China, Mexico, Romania and India. TRI operates the largest and one of the fastest-growing cellular networks in Malaysia, with over 800,000 subscribers and also has cellular and paging joint ventures in five countries.

     In addition to ORBCOMM International, ORBCOMM has two other subsidiaries, ORBCOMM USA, L.P. ("ORBCOMM USA"), a Delaware limited partnership, and ORBCOMM Global Capital Corp. ("Capital"), a Delaware corporation. ORBCOMM holds general and limited partnership interests with a 98% participation percentage ("Participation Percentage") in ORBCOMM USA. OCC directly holds general and limited partnership interests in ORBCOMM USA with a 2% Participation Percentage. ORBCOMM USA was formed to market services using the ORBCOMM System in the United States.

     Capital, a Delaware corporation, was formed in July 1996 to act as a co-issuer in connection with the private placement (the "Old Notes Offering") of $170 million 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). The Old Notes were exchanged in January 1997 for notes that are substantially similar to the Old Notes except that the new notes (the "Notes") are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. Capital has nominal assets and will not conduct any operations.

THE ORBCOMM SYSTEM

  General

     ORBCOMM offers commercial intermittent data communications services in the United States through its existing network, which consists of two LEO satellites launched in April 1995 and related U.S. ground infrastructure. When fully deployed, the ORBCOMM System is designed to provide data and short, alphanumeric paging-like messaging communications coverage virtually anywhere on the Earth's surface in a reliable and cost-effective manner. In contrast to "Big LEO" systems, which are designed primarily for voice applications, the ORBCOMM System, which is a "Little LEO" system, is focused on data communications and messaging applications. The ORBCOMM System is designed to address the substantial existing and growing demand for communications services worldwide, without the high cost and geographic and technical limitations imposed by other communications systems. The Company intends to distribute ORBCOMM services outside the United States in a cost-effective manner primarily through international service licensees ("International Licensees") around the world.

     To use the ORBCOMM System for text messaging, a user creates a message using a computer connected to an ORBCOMM subscriber communicator ("Subscriber Communicator") or a stand-alone Subscriber Communicator, which message is sent to the nearest ORBCOMM System satellite and delivered to an ORBCOMM Earth station, which supports communication with the satellites, and then to the Gateway Switching System, which processes the messages. Within the Gateway, the message is processed using a combination of ORBCOMM-developed and commercial email software, and sent on to its ultimate destination. If desired, an acknowledgment message is returned to the sender. The final delivery may be to another Subscriber Communicator or may make use of public/private X.25 data networks or the Internet.

     In October 1994, OCC became the first company to be awarded Federal Communications Commission ("FCC") authority to construct, launch and operate a LEO satellite-based data and messaging communications system in the United States (the "FCC License"). The ORBCOMM System is the only commercial Little LEO system that is fully licensed for all segments of its system in the United States. In 1992, certain portions of the radio spectrum were allocated by the International Telecommunications Union ("ITU") for use by Little LEO satellite systems, such as the ORBCOMM System, on an international basis.

  Recent Developments

     In 1995, in addition to the successful launch of the first two ORBCOMM System satellites, ORBCOMM completed initial development and construction of the ground infrastructure located in the United States and associated network control systems, and tested prototype Subscriber Communicators. In 1996, additional progress was made on the ORBCOMM System. In February 1996, ORBCOMM initiated intermittent data communications services in the United States. The two ORBCOMM System satellites and four U.S. Earth stations are providing data communications services, focused on environmental and industrial monitoring applications for the U.S. environmental and oil and gas industries, and asset and cargo tracking applications for the U.S. government and commercial entities, with additional tracking and positioning applications targeted for the near future. ORBCOMM has two satellites on orbit, with 26 additional satellites scheduled for launch in 1997 and 1998.

     Outside the United States, the Company will enter into service license agreements ("Service License Agreements") with International Licensees who will be responsible in their territory for, among other things, procuring from ORBCOMM International and installing the necessary Gateways (facilities that transport and control the flow of data and necessary communications and other information for the ORBCOMM System), obtaining all regulatory approvals to provide services using the ORBCOMM System and operating and marketing services using the ORBCOMM System. During 1996, ORBCOMM International expanded its worldwide network of International Licensees. The Company has signed seven Service License Agreements with International Licensees, five of which were executed during 1996. In 1996, the Company signed a Service License Agreement with European Company for Mobile Communication Services, B.V., ORBCOMM Europe ("ORBCOMM Europe"), a consortium of European companies, which has been given the exclusive right to market services using the ORBCOMM System to approximately 40 European countries. The Company has also executed Service License Agreements with ORBCOMM Canada Inc., which is controlled by Teleglobe, Cellular Communications Network (Malaysia) Sdn. Bhd. ("Celcom"), a wholly owned subsidiary of TRI, ORBCOMM Maghreb, S.A. ("ORBCOMM Maghreb"), CEC Bosphorus Communications, Ltd. ("CEC Bosphorus"), SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and Communications Technology Inc. ("CTI"). ORBCOMM Canada, Celcom, ORBCOMM Maghreb, CEC Bosphorus, SEC ORBCOMM and CTI were granted the exclusive right to market ORBCOMM System services in Canada; Malaysia, Singapore and Brunei; Morocco, Tunisia, Algeria and Mauritania; Turkey and eight Central Asian countries; 11 Middle East countries; and the Republic of Korea, respectively. As of December 31, 1996, 69 countries with a combined population of almost one billion were covered by Service License Agreements.

  Services

     ORBCOMM System service offerings for mobile data and messaging communications will fall into two broad categories with variations based on market requirements: tracking and monitoring; and message and priority communications.

     Tracking and Monitoring. The Company believes that tracking and monitoring users will include a broad group of industries that require a means of regularly collecting data from, or in some cases controlling equipment in, multiple remote locations. Major target markets include: (i) worldwide mobile asset tracking;
(ii) industrial monitoring and control applications; and (iii) environmental data collection. Many of these users manage numerous, widely dispersed sites in remote areas out of reach of the public switched telephone network ("PSTN") or terrestrial-based wireless systems, and often accomplish data collection and equipment control functions manually with on-site personnel.

     Messaging and Priority Communications. The Company believes that messaging communications users will include a broad range of commercial and consumer users who require a means of communicating with locations such as their office, dispatch center or home or who require the ability to send priority messages or positioning information. Examples include professionals who work away from their office, fleet operators who require reliable messaging between a central office and mobile assets, and individuals who desire a means of communicating short messages or positioning information from an automobile, boat or other remote locations. These users rely on pagers, cellular phones, fleet dispatch systems and public pay phones, all of which can be unavailable, inconvenient or expensive in certain geographic locations. In remote geographic regions outside the United States, these PSTN and terrestrial-based wireless systems are not always available or cost-effective. As a satellite-based system with coverage available virtually anywhere on the Earth's surface, the Company can offer messaging services through the ORBCOMM System.

  Addressable Markets

     ORBCOMM has identified a number of industries and industry segments where there exists a demand for mobile data and messaging communications services for tracking and monitoring, which the Company views as the initial primary target applications for its services. The Company believes that certain portions of the transportation, energy and environmental industries or industry segments and foreign governments possess characteristics or requirements that are particularly well-suited to the services offered by Little LEO systems. The Company refers to these portions as "addressable markets." The Company's description of potential markets for its data and messaging communications service offerings and the Company's addressable markets represent only the Company's estimates with respect to such markets.

     Transportation. The Company believes that transportation companies require a cost-effective means of regularly and reliably monitoring the location and the status of cargo globally to reduce cargo losses, improve service and better use transportation assets.

     Energy. The Company believes that the ORBCOMM System can provide an effective means of monitoring and controlling various assets used in the energy industry.

     Environmental. The Company believes that many industrial companies and government agencies have a need to monitor meteorological, hydrological and environmental data such as rainfall, water levels and water quality at remote sites. In addition to pollutants, water monitoring devices are used to measure flow rate, temperature and water level.

     Foreign Governments. Use of Little LEO systems such as the ORBCOMM System is expected to provide foreign governments with low-cost applications, low probability of intercept and detection and worldwide availability. Potential defense applications include transmission of GPS-determined position data for maneuvering units and downed pilots and transmission of air defense, fire support data, asset tracking and tactical messaging. Potential civil government applications include wide-area clandestine communications, monitoring and control of natural resources and search and rescue functions. For foreign governments, the Company anticipates that the ORBCOMM System could improve coverage and reliability and reduce the cost of such applications.

     With respect to the provision by the Company of services using the ORBCOMM System on an international basis, the Company believes that certain of its international business activities, including its provision of services through International Licensees to foreign end-users, public or private, will be governed primarily by the internal laws of the relevant foreign countries or regions. The provision of such services may also be subject to U.S. laws, regulations and treaties regarding the export or sale of technology, products or services by U.S. companies to foreign governments or private foreign entities, including those U.S. laws, regulations and treaties that restrict or regulate the export by U.S. companies of certain sensitive technologies, products or services having military or other applications.

     Future Markets. In addition to the markets and applications (such as those described above) that have already displayed a demand for mobile data and messaging communications services, the Company believes that with the full deployment of the constellation, the ORBCOMM System's combination of capabilities will stimulate new demand, especially among potential messaging users. Internationally, the Company believes that the ORBCOMM System can offer services in developing countries or remote regions where basic telephone service or data and messaging services are not available. As a satellite-based system with coverage of virtually all of the Earth's surface, the Company can efficiently and cost-effectively offer communications services in these geographic areas through the ORBCOMM System.

  International Marketing

     ORBCOMM holds the exclusive right to market the ORBCOMM System outside the United States and has licensed this right to ORBCOMM International. Provision of communication services using the ORBCOMM System outside the United States is expected to be achieved through International Licensees authorized by ORBCOMM International. ORBCOMM International has signed seven Service License Agreements with International Licensees and is in the process of negotiating and signing additional Service License Agreements covering various countries or regions of planned service outside of the United States.

     International Licensees will be responsible for obtaining all necessary licenses and approvals for the use of the ORBCOMM System and the construction and operation of the Gateways in the designated territories. Accordingly, in selecting authorized International Licensees for a particular country, ORBCOMM International considers such factors as an International Licensee's: (i) reputation in the marketplace; (ii) existing distribution capabilities and infrastructure; (iii) financial condition and other resources; and (iv) ability to obtain the requisite local regulatory approvals. International Licensees will pay fees for access to the ORBCOMM System in their territory, including a monthly Satellite Usage Fee. The Satellite Usage Fee is calculated as the greater of a percentage of gross operating revenues and a data throughput fee, which percentage and dollar amount may be increased by the Company in accordance with the terms of the Agreement.

     In conjunction with the execution of a Service License Agreement, an International Licensee will be required to purchase from the Company a Gateway, which will include a specific number of Earth stations. In certain defined circumstances, an International Licensee may be permitted by the Company to share a Gateway with another International Licensee in an adjacent territory, thereby reducing the initial out-of-pocket start-up costs for an ORBCOMM System franchise. For example, the Company has executed a Ground Segment Facilities Use Agreement with ORBCOMM Canada, pursuant to which ORBCOMM Canada is authorized for a fee to access and use the U.S. Gateway on a shared basis with ORBCOMM USA.

  System Architecture

     Overview. The ORBCOMM System has been designed to provide for the delivery and receipt of data communications and short, alphanumeric paging-like messages anywhere in the world on a highly efficient and cost-effective basis. ORBCOMM System satellites are designed specifically for the transmission of short messages. This design focus eliminates a number of complex and expensive components such as customized spot beams, on-board switching and high-powered amplifiers that are required on larger, more complex satellites designed to carry voice, video and data traffic. The less complex and more compact design of the ORBCOMM System satellites (approximately 95 pounds) reduces the cost and time of production and enables ORBCOMM to launch multiple satellites using a single, relatively low-cost launch vehicle. The ORBCOMM System uses a digital packet-switched communication protocol. ORBCOMM believes this design will provide it with a substantial cost advantage versus the communication protocols to be used by the proposed Big LEO systems such as Iridium and Globalstar. Unlike the ORBCOMM System, Big LEO systems, which are designed primarily for two-way voice traffic, are required to establish a circuit-oriented connection over their network to transmit even short messages, which significantly increases the per-message transmission cost for short messages.

     The two operational ORBCOMM System satellites have provided ORBCOMM with significant information regarding actual satellite performance in a space environment. As a result of analyzing this information, as well as information obtained prior to launch, ORBCOMM, in conjunction with Orbital, has undertaken a redesign of certain system elements of the satellites. ORBCOMM also continues to experience, from time to time, certain technical difficulties with the ORBCOMM network, including unplanned outages of certain electronic systems and subsystems on its initial two satellites resulting in the temporary inability to process subscriber communications. While ORBCOMM believes these technical difficulties have been addressed as experienced, and that none of these difficulties has resulted in a significant degradation of satellite performance, there can be no assurance that performance degradation in these two satellites will not occur in the future.

     The ORBCOMM System consists of four operational segments: (i) a base space segment consisting of a constellation of 28 LEO satellites; (ii) a ground segment consisting of Gateways, the major elements of which include Earth stations sending and receiving signals and a message switching system that processes the message traffic; (iii) a control segment to monitor and manage the flow of information through the system; and (iv) a subscriber segment consisting of communicators used by subscribers to transmit and receive messages to and from nearby satellites.

     Space Segment. The base Space Segment will consist of a constellation of 28 satellites comprising three planes of eight satellites and two planes of two satellites in highly inclined orbits (of which one plane of two satellites has been launched), all at approximately 775 kilometers above the Earth. The two in-orbit satellites are in a 70 degrees inclined plane at an altitude of approximately 740 kilometers. The MicroStar(TM) satellites are produced by Orbital and generally will be deployed in groups of eight using Orbital's Pegasus(R) XL launch vehicle. Two satellites are to be placed in a high-inclination orbit using an Orbital Taurus(R) launch vehicle. The design of the remaining 26 satellites (as well as the eight ground spare satellites) is expected to be substantially identical.

     Under the terms of the ORBCOMM System Procurement Agreement (the "Procurement Agreement") between Orbital and ORBCOMM, ORBCOMM is purchasing, among other things, 34 LEO satellites and launch services for 26 satellites. Eight of the 34 satellites may be used as ground spares and launched in the event of the loss of satellites as a result of a launch failure or in-orbit satellite failure. In the event such satellites are not needed for such purpose, ORBCOMM intends to launch these satellites as an additional plane of eight, as authorized by the FCC License. This would increase global coverage and provide additional system redundancy. Except for the communications software, which is the responsibility of ORBCOMM, Orbital is responsible for the performance of the satellites, the U.S. Earth stations and the satellite management functionality of the Network Control Center ("NCC").

     The ORBCOMM network is unique in that both the Ground Segment and the Subscriber Segment (described below) communicate with the satellites in the same band, thus eliminating the design complexity, as well as the associated mass, power and cost, of supporting multiple radio payloads on a single satellite. The satellites also contain an intelligent packet-routing capability, including a limited store-and-forward capability.

     Ground Segment. The Ground Segment consists of Gateways strategically located throughout the world. The role of the Gateway is to provide access to the Space Segment and interface to public and private data networks. The major elements of a Gateway include:

     - Earth stations, each of which is composed of two radomes, with enclosed VHF tracking antennae, one of which is redundant, associated pedestal, controller, and radio equipment;

     - Gateway Message Switching System, which processes the message traffic and provides the interconnection to the terrestrial networks; and

     - Gateway Management System, which manages the Gateway elements.

     To provide real time services using the ORBCOMM System in a particular geographic region, an appropriately located Gateway is required. Substantially all elements of the U.S. Gateway have been constructed, including four Earth stations located in New York, Arizona, Georgia and Washington. ORBCOMM International has entered into agreements with six International Licensees for the construction of Gateways outside the United States and expects to enter into similar additional agreements in connection with the execution of new Service License Agreements. The cost and implementation of these Gateways is expected to be borne by the International Licensees.

     The Gateway satellite links have been designed to make use of single uplink and downlink channels for all ORBCOMM System satellites by using a Time Division Multiple Access ("TDMA") protocol. This protocol will permit multiple Gateways to communicate simultaneously with a single satellite. The TDMA protocol has several advantages, including the ability to provide a virtually seamless handover of a satellite from Earth station to Earth station under the centralized control of the NCC.

     Control Segment. The Control Segment monitors and manages all network elements to ensure continuous, consistent operations in the provision of quality service. The Control Segment is housed at the NCC. ORBCOMM is constructing a new NCC, which is scheduled to be completed during the third quarter of 1997, that will allow ORBCOMM to control, monitor and administer the 28 satellite constellation and ground control assets.

     The Control Segment systems include a network management system that presents the status of all network elements and a space vehicle management system. Through the U.S. Gateway, managed from the NCC, ORBCOMM has access to the Space Segment for command and control purposes, although, consistent with the rules and regulations of the FCC, OCC maintains ultimate control over the ORBCOMM System.

     Subscriber Segment. The Subscriber Segment consists of various models of Subscriber Communicators that are generally designed to support specific application needs of users. The Subscriber Communicator models will include: (i) vehicular/battery-powered Subscriber Communicators that could be used in asset tracking, cargo monitoring, or vehicular operation monitoring; (ii) externally powered Subscriber Communicators for fixed applications such as pipeline monitoring, remote device control, or environmental monitoring; and (iii) self-contained, battery- and/or solar-powered Subscriber Communicators that would support applications where commercial or other external power is not available, including personal messaging applications.

SUMMARY SATELLITE DATA

     The most significant characteristics of the satellites that comprise the ORBCOMM System, such as their design specifications, coverage and design life, as well as licensing and launch information for the satellites, are summarized in the following table.

                      NUMBER OF                   LAUNCH                       DESIGN
                    SATELLITES(1)     PLANE      VEHICLE        LICENSED        LIFE
                    -------------   ----------  ----------  ----------------   -------
A. OPERATIONAL(2)
   1. FM 1-2              2         70 degrees  Pegasus     October 20, 1994(3) 4 Years
B. LICENSED
   1. FM 3-4              2         70 degrees  Taurus(4)   October 20, 1994    5 Years
   2. FM 5-12             8         45 degrees  Pegasus XL  October 20, 1994    5 Years
   3. FM 13-20            8         45 degrees  Pegasus XL  October 20, 1994    5 Years
   4. FM 21-28            8         45 degrees  Pegasus XL  October 20, 1994    5 Years
   5. FM 29-36(5)         8         45 degrees  Pegasus XL  October 20, 1994    5 Years

---------------
(1) Each of the satellites that comprise the ORBCOMM System is an Orbital MicroStar satellite, measuring approximately 41 inches in diameter, 6.5 inches in height, 170 inches in deployed length and 88 inches in "deployed width at solar arrays."

(2) The two ORBCOMM System satellites that are in orbit provide communications availability in the United States for approximately 10% of each 24-hour period (eight to ten passes over a fixed point on the Earth's surface each day), with maximum outages of approximately nine hours.

(3) The license for the ORBCOMM System issued to OCC by the FCC on October 20, 1994 supersedes the earlier experimental licenses granted to OCC and includes the two satellites launched by OCC in April 1995. The October 20, 1994 license grants OCC the authority to construct, launch and operate 36 LEO satellites in the United States.

(4) These two satellites are intended to be launched as a secondary payload on a Taurus launch vehicle, also manufactured by Orbital.

(5) These eight satellites represent ground spares that may be deployed as a fourth plane by ORBCOMM, provided that, subject to FCC approval, ORBCOMM may determine not to so deploy such satellites.

COMPETITION

     Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking to use such advances on an international scale to capture significant market share. The ORBCOMM System is the only commercial Little LEO system to be licensed fully for all segments of its system within the United States. ORBCOMM inaugurated commercial service on February 1, 1996, becoming the first commercial Little LEO mobile satellite service provider. The Company believes that commencement of commercial service by ORBCOMM provides ORBCOMM International with a substantial head start in developing markets, distribution systems, applications and customers outside the United States. The Company expects that potential competitors will include other Little LEO systems, such as Starsys Global Positioning, Inc. ("Starsys"), Big LEO systems, such as the Iridium and Globalstar systems and several existing and planned geosynchronous Earth orbit ("GEO") systems such as the American Mobile Satellite Corporation system.

     Starsys is licensed to construct and operate a multiple-satellite constellation that, if deployed, could compete directly with the ORBCOMM System. Starsys employs code division multiple access ("CDMA") modulation (spread spectrum) that must operate in spectrum that is allocated on both a "primary" and "secondary" basis to Little LEO services. As a result, Starsys will operate at low power levels to avoid interference to other services. The low power levels result in a maximum transmission rate of 600 bps from Subscriber Communicators compared with 2,400 bps for the ORBCOMM System. In addition, the U.S. Government has imposed a channel occupancy limit on Starsys of 25% of that permitted for the ORBCOMM System to prevent interference to existing U.S. Government systems. The Company believes that no operational Starsys satellites will be launched until 1998 at the earliest, and that completion of the network will not be accomplished before 2000.

     One other entity has been licensed by the FCC to provide Little LEO satellite services in the United States. Volunteers in Technical Assistance ("VITA"), a not-for-profit organization, has been licensed for one of the two satellites for which it applied. VITA will use a small amount of uplink and downlink spectrum to transmit health, research and scientific data on a delayed basis between developing countries and the United States. VITA's first satellite was destroyed in 1995 as a result of a launch vehicle failure. VITA has requested that the FCC authorize it to launch a replacement satellite. It is expected that the FCC will authorize VITA to launch a replacement satellite.

     The Company does not expect that any of the other proposed Little LEO systems participating in a second licensing round before the FCC will be in a position to offer competing real time data and messaging communications services before the year 2000. Even if the FCC were to license one or more of these other applicants, ORBCOMM holds a substantial advantage over these potential competitors by virtue of its having already obtained FCC licensing for all elements of its system in the United States, by achieving, in large part, international coordination of its designated frequencies through the ITU, and having already designed, constructed and deployed a fully functional, end-to-end system. Over the course of the next several years, ORBCOMM is expected to obtain further advantages over these potential competitors by (i) launching the remaining satellites in the ORBCOMM System, (ii) signing agreements with additional Subscriber Communicator manufacturers, (iii) signing additional reseller agreements through ORBCOMM USA, (iv) signing additional Service License Agreements through the Company and (v) expanding its marketing activities generally as the ORBCOMM System matures.

     Plans for other Little LEO systems have been announced in Russia, France, Tonga, Brazil, Mexico, Uganda, Australia and Korea. However, with the sole exception of the French candidate system, the ORBCOMM System and those of the other U.S. licensees are expected to occupy all but a small portion of the allocated spectrum and are protected from harmful interference from all other systems.

     The Big LEO systems, which will operate LEO mobile satellite systems using radio frequencies above 1 GHz, are not expected to be ready for real time, uninterrupted service before 1998. In addition, all the Big LEO systems are designed primarily to provide two-way voice services which require larger, more complex satellites than the ORBCOMM System satellites, and larger constellations to provide coverage. As a result, the cost of the Big LEO systems is significantly greater than those of the ORBCOMM System. Based on filings with the FCC, Iridium anticipates an initial service date in 1998 for a proposed 66-satellite constellation to provide voice and other communications services at usage charges of approximately $3.00 per minute plus tail charges (land-line extension charges). The total system cost is expected to be approximately $4.7 billion. The Globalstar system is expected to cost approximately $2.5 billion and consists of a constellation of 48 satellites with usage charges of approximately $0.55 per minute. The announced objective service date for the Globalstar system is in 1998.

     Satellite-based communications systems are characterized by high up-front costs and relatively low marginal costs of providing service. A number of Big LEO and Little LEO systems are being constructed or proposed, and while the proponents of these systems foresee substantial demand for the services they will provide, the actual level of demand will not become known until such systems are constructed, launched and begin operations. Big LEO and GEO systems are designed primarily to provide two-way voice services, which require larger, more complex satellites and require a circuit-oriented connection over their network to transmit even short messages, which significantly increases their per-message cost for such short messages. However, these systems could seek to offer services similar to those offered by the ORBCOMM System. In such case, price competition could be intense.

     The ORBCOMM System is not intended to compete directly with existing and planned terrestrial messaging and data systems including cellular paging systems. The Company believes that the ORBCOMM System will complement these services, including the cellular and paging services provided by TIW or TRI, which provide low-cost services primarily in metropolitan areas where subscriber densities justify construction of radio towers. Such systems generally do not have sufficient coverage outside metropolitan areas, making them less attractive to some vertical markets such as field service operations and trucking, where assets spend large portions of their operating time outside terrestrial system coverage areas. The ORBCOMM System presents an attractive complement to tower-based services because it can provide geographic gap-filler service at affordable costs without the need for additional infrastructure investment.

     It is expected that as terrestrial communications services expand to regions that are underserved or not served by wireline or cellular services, demand for ORBCOMM System service in these regions may be reduced. The Company may also face competition in the future from companies using new technologies and new satellite systems. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on the Company. The Company's business would be adversely affected if competitors begin operations or existing or new communications service providers penetrate its target markets before completion of the ORBCOMM System. Additionally, as with any satellite-based system, the ORBCOMM System will function when there is an unobstructed line-of-sight between the user and one or more of the ORBCOMM System satellites overhead, and services will not be available inside buildings or other similar structures. There can be no assurance that these characteristics will not adversely affect subscriber demand for the ORBCOMM System.

REGULATION

  United States FCC Regulation

     Regulatory History of ORBCOMM System. All commercial non-voice, non-geosynchronous ("NVNG") satellite systems, including Little LEO systems such as the ORBCOMM System, in the United States are subject to the regulatory authority of the FCC, which is the U.S. agency with jurisdiction over commercial uses of the radio spectrum. Little LEOs must obtain an authorization from the FCC to construct and launch their satellites and to operate their satellites to provide services in assigned spectrum segments.

     On February 28, 1990, OCC filed an application with the FCC for a Little LEO system and on March 13, 1992 and May 28, 1993, the FCC awarded OCC experimental licenses to develop and test a limited Little LEO service. These licenses, plus other licenses previously granted to OCC, permitted the launch of two satellites, the construction of two ground stations, the development and production of 1,000 subscriber terminals and the marketing of revenue-producing services.

     On October 20, 1994, the FCC License was issued to OCC. Pursuant to the FCC License, OCC was granted authority by the FCC to construct, launch and operate an additional 34 satellites located 775 kilometers above Earth, in four inclined orbital and two near-polar planes, for the purpose of providing two-way data and message communications and position determination services in certain specified segments of the radio frequency spectrum. The FCC License grants OCC the authority to operate in certain segments of the radio frequency spectrum for its uplink and downlink functions.

         Uplink:       148.0-149.9 MHz
       Downlink:       137.0-138.0 MHz and 400.075-400.125 MHz

     The FCC License is for private carriage and extends ten years from the operational date of the first ORBCOMM satellite, FM1, which was April 3, 1995. The milestone requirements of the FCC License mandate that OCC launch its first two satellites by December 1998 and its remaining 34 authorized satellites by December 2000. OCC has already met the first milestone with the launch of its first two satellites, FM1 and FM2, in April 1995. OCC has set an aggressive launch schedule for 26 satellites that, if successful, will result in OCC reaching the second milestone by the end of the first quarter of 1998, subject to receipt of FCC approval by such date in the event ORBCOMM determines not to deploy the eight ground spares as a fourth plane. In addition, OCC is required, three years prior to the expiration of the FCC License, to apply for a license renewal. Although the FCC has indicated that it is inclined to grant license renewals, it is not certain that OCC's license would be renewed should it apply.

     Under the terms of a coordination agreement between Starsys and OCC, which was incorporated into the terms of the FCC License, OCC is required to shut down its left-hand circular polarization ("LHCP") satellite-to-subscriber downlink channels under certain circumstances when operation of such channels would interfere with the Starsys system. To further lessen the possibility of co-polarization interference, OCC also agreed to modify its frequency plan to locate its LHCP channels in the lower portion of the 137.0-138.0 MHz band. Although this agreement only applies to OCC's domestic operations, the FCC reserved the right to consider extending these coordination provisions to OCC's international operations if notified of actual sharing difficulties between the ORBCOMM System and Starsys.

     In 1995, the FCC granted OCC licenses to operate four Earth stations in the continental United States and granted OCC a blanket license to deploy up to 200,000 Subscriber Communicators. Thus, the ORBCOMM System is the only commercial Little LEO system to be licensed fully for all segments of its system within the United States.

     Second Processing Round. On November 16, 1994, the FCC closed the application filing period for applications for other proposed NVNG satellite systems. There are seven NVNG applicants in the second processing round (including OCC), each of which proposes to operate in all or part of the same frequencies as the ORBCOMM System in the United States.

     In its second round application before the FCC, OCC seeks authorization to construct 12 more satellites to improve its high-latitude coverage over Alaska, Canada and Europe, as well as to provide additional capacity and greater in-orbit redundancy. This proposal would require the FCC to allocate an additional 90 kHz of spectrum in the 137-138 MHz downlink to OCC. OCC also has requested use of an additional 50 kHz in the 149.9-150.05 MHz band for a worldwide gateway uplink. This spectrum, while registered to OCC, is occupied by Russian military satellite downlinks.

     Although the FCC has closed the second processing round for NVNG systems, it has not yet licensed any of the second round applicants. On October 29, 1996, the FCC issued a Notice of Proposed Rulemaking (the "Notice") that sets forth proposed rules for the second licensing round for Little LEO systems. In the Notice, the FCC indicated that there was sufficient spectrum available for only one to three additional licensees. Due to the scarcity of spectrum, the FCC proposed to limit the second processing round to applicants who were not licensed in the first processing round and are not affiliated with companies licensed in the first processing round. In addition, to the extent there are mutually exclusive applicants in the second round, the FCC has sought comments on whether it should conduct an auction for the available licenses. The FCC anticipates that it will issue a final order on licensing rules by April 1997 and that it will proceed to licensing promptly thereafter. If the FCC's proposal to limit the second licensing round to "new" applicants is adopted and upheld, it would exclude OCC from participation in the second round. If OCC is in fact excluded from the second licensing round, OCC would likely only obtain additional spectrum to provide expansion capacity for the ORBCOMM System if additional spectrum is subsequently allocated for use by Little LEO systems.

     Request for Modification of FCC License. On October 20, 1995, OCC submitted to the FCC a request for modification of the FCC License (the "Modification Request"), proposing to reduce each of the ORBCOMM System satellites' subscriber downlinks operating in the 137-138 MHz band from two to one, while changing the downlink data rate to a selectable rate of either 4.8 or
9.6 kbps, which would reduce the ORBCOMM System's overall bandwidth requirements by 40 kHz. OCC also proposed to continue to operate at 4.8 kbps in high-inclination planes, and at 56 kbps in the gateway downlink on all satellites. The Modification Request would eliminate the need for OCC to shut down its LHCP when in view of a Starsys Earth station and thus obviate many of the restrictions imposed on the ORBCOMM System under the terms of the FCC License. In addition, the Modification Request would facilitate coordination of the ORBCOMM System with Russian meteorological satellites operating in this bandwidth and could facilitate OCC's coordination efforts with the proposed French S/80-1 satellite system. Several of the other second round applicants have filed comments with the FCC opposing the Modification Request. The Modification Request has now completed the public comment cycle and OCC believes that the Modification Request will be granted within the next several months. Should the FCC fail to grant the Modification Request, it could have a material adverse effect on the ORBCOMM System.

  International Regulation

     ITU Spectrum Allocations. The ORBCOMM System operates both in the United States and internationally using frequencies allocated for Little LEO systems in the International Table of Frequency Allocations (the "International Table"). The International Table identifies radio frequency segments that have been designated for specific radio services by the member nations of the International Telecommunications Union (the "ITU"). Major portions of the 137 to 150 MHz band and a narrow portion of the spectrum band at 400 MHz have been allocated on a global basis to Little LEO systems. The specific frequency allocations for uplink and downlink operations include the following:

         Uplink:           148.0-149.9 MHz (1.9 MHz on a primary basis)
         Downlink:         137.0-138.0 MHz (675 kHz on a primary basis; 325 kHz on a
                           secondary basis)
                           400.15-401.00 MHz (850 kHz on a primary basis)

     In addition, 3 MHz of uplink and 3 MHz of downlink frequencies have been allocated on a secondary basis in the 300 MHz band. The band 400.075-400.125 MHz licensed for use by the ORBCOMM System already was allocated previously on a global basis to Time and Frequency Standard service and, OCC's planned use of this bandwidth complies with the regulations governing its use.

     A designation of "primary" places the Little LEO systems on an equal footing with existing users of these frequencies, subject to the provision that they not interfere with those services or constrain their growth and, with respect to certain countries and certain frequency bands, that the Little LEO systems not claim protection from those other services. A "secondary" designation means that the other users of the same frequencies have priority over the Little LEO systems and are not required to accommodate or avoid interference with them.

     ITU Coordination. The United States, on behalf of OCC, is required to coordinate the frequencies used by the ORBCOMM System through the ITU. ITU frequency coordination is a necessary prerequisite to obtaining interference protection from other satellite systems. The United States through the FCC, on behalf of OCC, notified the ITU that the ORBCOMM System was placed in service on April 3, 1995 and that it has operated without complaints of interference since that time. The FCC also informed the ITU that OCC has successfully completed its coordination with all other administrations except Russia and France and the FCC has notified (registered) the ORBCOMM System with the ITU except for Russia and France. The Company believes that the Modification Request would facilitate its coordination efforts with Russia and could facilitate its coordination efforts with France. OCC expects that it will successfully complete the ITU coordination process with Russia and with France in 1997, at which time the ORBCOMM System will be fully registered with the ITU and accorded protection from interference from any other subsequently developed system.

     ITU coordination is also required for the uplink ground segment of the ORBCOMM System, but is the responsibility of individual administrations. Depending on the location of particular ground stations, the applicable coordination distance specified in the ITU procedures may extend across international boundaries and require coordination by more than one government authority.

     Coordination with Intelsat and Inmarsat. Pursuant to the Intelsat treaty, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Intelsat. OCC was notified in March 1995 that this coordination with Intelsat has been completed successfully. The Inmarsat treaty similarly requires both technical and economic harm coordination. OCC was notified in October 1995 that it had successfully completed both technical and economic coordination with Inmarsat.

     Regulation of Service Providers. Primary responsibility for obtaining local regulatory approval to offer ORBCOMM System services in countries outside the United States will reside with the various International Licensees. The process for obtaining operating approval in foreign countries generally conforms to the following model. The International Licensee requests operating authority from the appropriate national regulatory body, which has the sole authority to grant an operating license. Obtaining such local regulatory approvals normally requires, among other things, that the International Licensee demonstrate the absence of interference to other authorized uses of the spectrum in each country. In some countries, this process may take longer due to heavier shared use of the applicable frequencies and, in certain other countries, may require reassignment of some existing users. The national regulatory authority may choose to associate with the ORBCOMM ITU submission. The national regulatory authority also will be required to submit so-called Appendix 3 information as required by the ITU Radio Regulations in order to coordinate and protect ORBCOMM Earth stations in the territory or region from interference by other ground systems.

     ORBCOMM Canada has received authority to operate in Canada and provide services using the ORBCOMM System. In addition, experimental or provisional operating authority for the ORBCOMM System has been granted in Japan, Italy, Germany, France, Russia, Mexico, Venezuela, Colombia, Chile and Korea to several International Licenses or proposed International Licensees.

     ORBCOMM and the Company provide technical and regulatory assistance to the International Licensees in pursuing operating authority. The assistance provided by ORBCOMM and the Company includes actual in-country demonstrations that the ORBCOMM System can share use of the allocated spectrum with existing users while causing no harmful interference or constraining operations and growth of those systems. While International Licensees have been selected, in part, based on their perceived qualifications to obtain the requisite foreign regulatory authorizations, there can be no assurance that they will be successful in doing so, and if they are not successful, service on the ORBCOMM System will not be available in such countries. In addition, the continued operations of the International Licensees may be subject to other regulatory requirements and changes in each foreign jurisdiction.

EMPLOYEES

     As of December 31, 1996, ORBCOMM International had 7 full-time employees, none of whom is subject to any collective bargaining agreement. The Company's management considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company shares approximately 31,000 square feet of office space in Dulles, Virginia, which is leased by ORBCOMM from Orbital.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings material to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company is a Delaware limited partnership that is owned 98% by ORBCOMM and 2% by Teleglobe Mobile. There is no public trading market for any securities of ORBCOMM International. To date, no cash dividends have been paid by ORBCOMM International to either ORBCOMM or Teleglobe Mobile and the Company does not intend to do so in the near future.

     There are no distributions required to be made to the partners of the Company other than a minimum annual distribution required by the Limited Partnership Agreement of ORBCOMM International in the amount of (i) 40%, multiplied by the lesser of (a) such partners distributive share of the Company's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of the Company. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture dated August 7, 1996 among ORBCOMM, Capital, ORBCOMM USA, ORBCOMM International, OCC, Teleglobe Mobile and Marine Midland Bank, as trustee (the "Indenture") governing the Notes, no additional cash distributions are permitted to be made to the partners of the Company other that those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected income and expense data of ORBCOMM International for the years ended December 31, 1994, 1995 and 1996 and the selected balance sheet data of ORBCOMM International at December 31, 1993, 1994, 1995 and 1996 have been derived from the audited financial statements of ORBCOMM International. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of ORBCOMM International and notes thereto included elsewhere in this report.

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             1994        1995           1996
                                                           --------    --------      -----------
Income and Expense Data:(1)
  Total income(2)........................................  $     0     $     0       $     8,000
  Excess (deficiency) of income over expenses............        0           0        (1,690,258)

                                                                    DECEMBER 31,
                                                   ----------------------------------------------
                                                     1993        1994        1995         1996
                                                   --------    --------    --------    ----------
Balance Sheet Data:
  Total assets...................................  $10,000     $10,000     $10,000     $5,194,280
  Long-term debt.................................        0           0           0              0
  Partners' capital..............................   10,000      10,000      10,000     (1,680,258)

---------------
(1) For the period June 30, 1993 (date of inception) through December 31, 1993, there were no income and expense transactions.

(2) The Company is a development stage enterprise and had no significant system revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, the Company was formed by Orbital, acting through OCC, and Teleglobe, acting through Teleglobe Mobile. The Company was formed to serve as a marketing partnership, with the exclusive right to market the ORBCOMM System internationally. In 1995, ORBCOMM became a 98% general and limited partner in the Company, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.

     On August 7, 1996, ORBCOMM and Capital completed the Old Notes Offering. In January 1997, all of the Old Notes were exchanged for the Notes, which are substantially similar to the Old Notes, except that the Notes are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are nonrecourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

ORGANIZATIONAL STRUCTURE; FINANCIAL REPORTING

     Pursuant to the terms of the partnership agreement for the Company, Teleglobe Mobile generally controls the operational and financial affairs of ORBCOMM International.

     ORBCOMM International pays to Teleglobe Mobile an International Output Capacity Charge that is a quarterly fee equal to 23% of its total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. In consideration of the grant to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States, Teleglobe Mobile, in turn, pays to ORBCOMM an International System Charge that is a quarterly fee equal to the International Output Capacity Charge minus 1.15% of Total Aggregate Revenues, defined as the total of ORBCOMM USA and ORBCOMM International total system service revenues.

SERVICE ROLL-OUT

     The roll-out of ORBCOMM System services will occur in two stages. Commercial intermittent service commenced in the United States in February 1996. ORBCOMM USA serves several U.S. market segments that can benefit from intermittent data communications services, such as oil and gas pipeline monitoring, certain environmental monitoring, and tracking and positioning applications. As additional satellites are added to the constellation, it will become possible to serve additional market segments such as certain messaging applications that require real time services. Two additional satellites are planned to be launched on a Taurus launch vehicle and an additional eight satellites are planned to be launched on a Pegasus XL launch vehicle during the third quarter of 1997. Service outside the United States will be provided as International Licensees receive regulatory approval and build network ground systems.

     To facilitate the introduction and development of commercial service, ORBCOMM procured several thousand Subscriber Communicators from certain of its Subscriber Communicator manufacturers. ORBCOMM believes that this inventory will be sufficient to support certain market sales activities into the second half of 1997.

REVENUE

     The Company has a standard Service License Agreement for execution by International Licensees outside the United States. International Licensees are responsible for obtaining all necessary licenses and approvals for use of the ORBCOMM System in their territory. Certain International Licensees will pay to ORBCOMM International a fixed fee in exchange for the exclusive right to use the ORBCOMM System in a specified service territory. In addition, International Licensees will pay a monthly Satellite Usage Fee based on the greater of a percentage of gross operating revenues and a data throughput fee. On the execution of a Service License Agreement, International Licensees are required to purchase a Gateway from ORBCOMM International or share the U.S. Gateway or a closely located Gateway operated by an International Licensee.

     Retail pricing in their respective territories will be at the discretion of the International Licensees and is expected to vary from country to country to reflect variations in economic conditions, the availability of substitute services, local customs and government policy as required to be competitive with other services.

RESULTS OF OPERATION -- ORBCOMM INTERNATIONAL

     Expenses. ORBCOMM International incurred approximately $1,692,000 of marketing and administrative expenses for the year ended December 31, 1996 (none for the years ended December 31, 1994 and 1995).

     Service License Agreements. During 1996, ORBCOMM International signed five Service License Agreements and associated Gateway procurement contracts and software license agreements with International Licensees covering Europe, the Malaysian Region, a portion of North Africa, Turkey and the Middle East. The Service License Agreements authorize the International Licensees to use the ORBCOMM System to provide two-way messaging and data communication services. Under these agreements, approximately $6,147,000 has been received and recorded as deferred revenue at December 31, 1996. ORBCOMM International generally recognizes fees from Service License Agreements ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the gateway procurement contracts is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is in the development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     The Notes contain a revenue participation feature providing for payment by ORBCOMM, on each interest payment date, of interest ("Revenue Participation Interest") in an aggregate amount equal to 5.0% of System Revenue (as defined in the Indenture) for the six-month period ending on December 31 or June 30 most recently completed prior to such interest payment date. ORBCOMM is not required to pay any Revenue Participation Interest, however, until the Credit Parties Fixed Charge Coverage Ratio (as defined in the Indenture) for the four consecutive fiscal quarters last completed prior to such interest payment date equals or exceeds 2.0:1. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International.

     There are no distributions required to be made to the partners of the Company other than a minimum annual distribution required by the Limited Partnership Agreement of ORBCOMM International in the amount of (i) 40%, multiplied by the lesser of (a) such partners' distributive share of the Company's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of the Company. All other distributions are to be made at the discretion of the partners. See Item 13, The Partnership Agreement -- Allocations and Distributions. Pursuant to the covenants contained in the Indenture, no additional cash distributions are permitted to be made to the partners of the Company other that those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture. To the extent that such requirements are met and the partners receive additional cash distributions from the Company beyond that required by the Partnership Agreement, this could negatively impact the Company's liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

ORBCOMM INTERNATIONAL PARTNERS, L.P.
  Independent Auditors' Report..............................   17
  Balance Sheets as of December 31, 1995 and 1996...........   18
  Statements of Income and Expenses for the Years Ended
     December 31, 1994, 1995 and 1996 and Total Accumulated
     During Development Stage through December 31, 1996.....   19
  Statements of Partners' Capital for the Years Ended
     December 31, 1993, 1994, 1995 and 1996.................   20
  Statements of Cash Flows for the Years Ended December 31,
     1994, 1995 and 1996 and Total Cash Flows During
     Development Stage through December 31, 1996............   21
  Notes to Financial Statements.............................   22

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM International Partners, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM International Partners, L.P. ("ORBCOMM International") (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of ORBCOMM International's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM International (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its income and expenses and its cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, DC
January 31, 1997

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1995           1996
                                                              -------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $10,000      $         0
  Receivable -- Orbital Communications Corporation..........        0            6,613
  Accounts receivable.......................................        0            8,000
  Prepaid contract costs....................................        0        3,871,118
  Amount due from ORBCOMM Global, L.P. .....................        0        1,308,549
                                                              -------      -----------
          TOTAL ASSETS......................................  $10,000      $ 5,194,280
                                                              =======      ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued expenses.....................  $     0      $   727,993
  Deferred revenue..........................................        0        6,146,545
                                                              -------      -----------
     Total Liabilities......................................        0        6,874,538
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................      200          (33,605)
  ORBCOMM Global, L.P. .....................................    9,800       (1,646,653)
                                                              -------      -----------
     Total Partners' Capital................................   10,000       (1,680,258)
                                                              -------      -----------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $10,000      $ 5,194,280
                                                              =======      ===========

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF INCOME AND EXPENSES

                                                                                        TOTAL
                                                                                     ACCUMULATED
                                                                                       DURING
                                                                                     DEVELOPMENT
                                                       YEAR ENDED DECEMBER 31,      STAGE THROUGH
                                                     ---------------------------    DECEMBER 31,
                                                     1994    1995       1996            1996
                                                     ----    ----    -----------    -------------
INCOME:
  Product sales....................................  $ 0     $ 0     $     8,000    $       8,000
EXPENSES:
  Cost of product sales............................    0       0           6,230            6,230
  Marketing and administrative expenses............    0       0       1,692,028        1,692,028
                                                     ---     ---     -----------    -------------
     Total Expenses................................    0       0       1,698,258        1,698,258
                                                     ---     ---     -----------    -------------
EXCESS (DEFICIENCY) OF INCOME......................  $ 0     $ 0     $(1,690,258)   $  (1,690,258)
                                                     ===     ===     ===========    =============

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL

                                                  ORBITAL       TELEGLOBE
                                               COMMUNICATIONS    MOBILE       ORBCOMM
                                                CORPORATION     PARTNERS    GLOBAL, L.P.      TOTAL
                                               --------------   ---------   ------------   -----------
  Capital contributions......................     $ 8,500       $  1,500    $         0    $    10,000
  Excess (deficiency) of income over
     expenses................................           0              0              0              0
                                                  -------       --------    -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1993.........       8,500          1,500              0         10,000
  Excess (deficiency) of income over
     expenses................................           0              0              0              0
                                                  -------       --------    -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1994.........       8,500          1,500              0         10,000
  Capital transfer...........................      (8,500)        (1,300)         9,800              0
  Excess (deficiency) of income over
     expenses................................           0              0              0              0
                                                  -------       --------    -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1995.........           0            200          9,800         10,000
  Excess (deficiency) of income over
     expenses................................           0        (33,805)    (1,656,453)    (1,690,258)
                                                  -------       --------    -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1996.........     $     0       $(33,605)   $(1,646,653)   $(1,680,258)
                                                  =======       ========    ===========    ===========

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                    TOTAL CASH
                                                                                   FLOWS DURING
                                                                                    DEVELOPMENT
                                                   YEAR ENDED DECEMBER 31,         STAGE THROUGH
                                              ---------------------------------    DECEMBER 31,
                                               1994       1995         1996            1996
                                              -------    -------    -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Excess (deficiency) of income over
     expenses...............................  $     0    $     0    $(1,690,258)    $ (1,690,258)
  ADJUSTMENTS TO RECONCILE EXCESS
     (DEFICIENCY) OF INCOME OVER EXPENSES TO
     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES:
     Increase in receivable -- Orbital
       Communications Corporation...........        0          0         (6,613)          (6,613)
     Increase in accounts receivable........        0          0         (8,000)          (8,000)
     Increase in prepaid contract costs.....        0          0     (3,871,118)      (3,871,118)
     Increase in other current
       liabilities..........................        0          0        727,993          727,993
     Increase in deferred revenue...........        0          0      6,146,545        6,146,545
                                              -------    -------    -----------     ------------
       NET CASH PROVIDED BY OPERATING
          ACTIVITIES........................        0          0      1,298,549        1,298,549
                                              -------    -------    -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in amount due from ORBCOMM
     Global, L.P............................        0          0     (1,308,549)      (1,308,549)
                                              -------    -------    -----------     ------------
       NET CASH USED IN INVESTING
          ACTIVITIES........................        0          0     (1,308,549)      (1,308,549)
                                              -------    -------    -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' Contribution....................        0          0              0           10,000
                                              -------    -------    -----------     ------------
       NET CASH PROVIDED BY FINANCING
          ACTIVITIES........................        0          0              0           10,000
                                              -------    -------    -----------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...        0          0        (10,000)               0
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................   10,000     10,000         10,000                0
                                              -------    -------    -----------     ------------
CASH AND CASH EQUIVALENTS:
  End of period.............................  $10,000    $10,000    $         0     $          0
                                              =======    =======    ===========     ============

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  THE ORBCOMM SYSTEM

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, ORBCOMM became a 98% General Partner in ORBCOMM International, reducing Teleglobe Mobile's General Partner interest to 2% and eliminating OCC's interest entirely.

     Pursuant to the terms of the Agreement of Limited Partnership of ORBCOMM International between Teleglobe Mobile and ORBCOMM, action by ORBCOMM International generally requires the approval of General Partners holding a majority of the participating percentages held by the General Partners, with OCC and Teleglobe Mobile each voting their direct and indirect participation percentages as a whole. OCC and Teleglobe Mobile each currently holds 49% and 51%, respectively, of the direct and indirect participation percentages in ORBCOMM International. Accordingly, ORBCOMM International's financial statements are included in Teleglobe Mobile's consolidated financial statements.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. ORBCOMM intends to construct and implement the initial 28 satellite ORBCOMM System in two phases: the ORBCOMM Phase 1A System, consisting of the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites; and the ORBCOMM Phase 1B System, consisting of the ORBCOMM Phase 1A System, three additional planes each consisting of eight satellites and one plane consisting of two high-inclination satellites.

     Orbital is the primary supplier of the communications satellites, launch vehicles and U.S. ground systems and successfully launched the ORBCOMM Phase 1A System satellites in April 1995. The ORBCOMM Phase 1A System began commercial intermittent service in early 1996.

  The Output Capacity Charge

     Pursuant to the terms of the International System Charge Agreement (the "International System Charge Agreement") among ORBCOMM, Teleglobe Mobile and ORBCOMM International, ORBCOMM International has agreed to pay to Teleglobe Mobile an International Output Capacity Charge that is equal to 23% of its total aggregate service revenues for a calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with the various International Licensees.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     ORBCOMM International is in its development stage, devoting substantially all of its efforts to establishing commercial and governmental markets, through International Licensees, for the ORBCOMM System internationally. ORBCOMM International's planned principal operations are expected to commence in 1998. The accompanying financial statements of ORBCOMM International have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Revenue Recognition

     ORBCOMM International generally recognizes fees from Service License Agreements ("SLAs") with its International Licensees ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the gateway procurement contracts executed in connection with the SLAs or sale of subscriber communicator hardware is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the accompanying financial statements.

  Cash and Cash Equivalents

     ORBCOMM International considers all highly liquid investments with maturities of three months or less to be cash equivalents.

(3)  RELATED PARTY TRANSACTIONS

     As of December 31, 1996, ORBCOMM International had a receivable of approximately $1,308,000 from ORBCOMM that represents net cash outflow to ORBCOMM (none for the year ended December 31, 1995). ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     As of December 31, 1996, ORBCOMM International had a payable of approximately $225,000 to Teleglobe Canada Inc., an affiliate of Teleglobe Mobile, for a contracted employee to provide international marketing services (none for the year ended December 31, 1995).

     At December 31, 1996, ORBCOMM International had a receivable of approximately $6,600 for bonus payments to ORBCOMM International employees paid on behalf of OCC for employees previously employed by OCC (none for the year ended December 31, 1995).

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at a rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, ORBCOMM used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800,000, to purchase a portfolio of United States Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998.

     In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years. As of December 31, 1996, ORBCOMM International has approximately $3,800,000 of prepaid contract costs which represent advanced payments to these manufacturers. Total commitments remaining under these agreements approximate $14,000,000.

(5)  SERVICE LICENSE AGREEMENTS

     During 1996, ORBCOMM International signed five SLAs and the associated Gateway procurement contracts and software license agreements with International Licensees covering Europe, the Malaysian Region, a portion of North Africa, Turkey and the Middle East. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way messaging and data communication services. Under these agreements, approximately $6,000,000 has been received and recorded as deferred revenue at December 31, 1996. ORBCOMM International is obligated to ship six Gateways to certain international licensees under these agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The ORBCOMM International Partnership Agreement provides that the management of ORBCOMM International is the exclusive responsibility of the General Partners. Officers of ORBCOMM International are nominated by the President of ORBCOMM International and elected by the General Partners and exercise such authority as they are granted by the General Partners.

EXECUTIVE OFFICERS

     The following table sets forth information as of December 31, 1996 regarding the executive officers of ORBCOMM International.

                       NAME                         AGE                    POSITION
                       ----                         ---                    --------
Alan L. Parker....................................  57        President
Andre Halley......................................  50        Vice President, Market Development
W. Bartlett Snell.................................  44        Vice President and Treasurer
Mary Ellen Seravalli..............................  38        Vice President and Secretary

     Alan L. Parker has been the President of ORBCOMM International since January 1994. Mr. Parker has also been the President of ORBCOMM since January 1994 and Chief Executive Officer of ORBCOMM since February 1996. Mr. Parker was previously, and continues to be, the President of OCC. Mr. Parker was a member of the U.S. delegation to World Administrative Radio Conference '92 and the 1993 and 1995 World Radio Conferences ("WRC"). Mr. Parker's experience includes 25 years with Ford Aerospace and Ford Motor Company. Mr. Parker served as Chairman and CEO of Ford Aerospace Satellite Services Corporation from 1982 to 1986 and was Vice President of Marketing and Business Planning of Ford Aerospace Corporation from 1976 to 1986. Prior to 1976, Mr. Parker held several marketing and product planning positions at Ford, including Car Product Development, Ford of Europe and Corporate Product Planning and Research.

     Andre Halley is employed by both Teleglobe Canada Inc. ("Teleglobe Canada") and Teleglobe GmbH and has been secunded to ORBCOMM International since April 1996 to provide it with management consulting services for international market development projects as Managing Director. From 1994 to 1996, Mr. Halley was Vice President, Europe, Middle East and Africa for Teleglobe Canada. From 1992 to 1994, Mr. Halley was President of Optinet Communications, a value-added carrier involved in the design, engineering and operation of multimedia networks and from 1990 to 1992, he was President of Cellular Canada, a national supplier of cellular equipment and related services. From 1986 to 1989, Mr. Halley was Vice President, Operations, Eastern Region for Bell Cellular, where he was responsible for, among other things, the expansion of Bell Cellular's client base and deployment of its system infrastructure. From 1988 to 1989, he was also President of Cellnet Canada, a Canadian association of cellular operators. Prior to 1987, Mr. Halley held various positions with Bell Canada, including Division Sales Manager, National Accounts, Sales and Marketing and Account Representative.

     W. Bartlett Snell has been the Vice President and Treasurer of ORBCOMM International since June 1996. Mr. Snell has also been the Senior Vice President, Finance and Administration and the Chief Financial Officer at ORBCOMM since February 1996. From 1993 to 1996, Mr. Snell was President and Chief Executive Officer of Power Source Solutions, Inc., a company specializing in assisting organizations undertaking strategic corporate change. From 1992 to 1993, Mr. Snell was Senior Vice President and General Manager of People Karch International, an international provider of work-site health promotion services, health and fitness software and corporate child care programs. Prior to 1992, Mr. Snell worked for IBM Corporation. Mr. Snell is a member of both the Northern Virginia Business Round Table and the Northern Virginia Technology Council.

     Mary Ellen Seravalli has been the Vice President and Secretary of ORBCOMM International since June 1996 and was the Secretary of ORBCOMM International from January 1994 to June 1996. Ms. Seravalli has also been the Vice President and General Counsel of ORBCOMM since January 1996. From 1991 to 1995, Ms. Seravalli was Assistant General Counsel of Orbital and from January 1995 to December 1995 she was also a Vice President of Orbital. Prior to 1991, Ms. Seravalli was an associate in the law firm of Jones, Day, Reavis & Pogue, where she worked on mergers and acquisitions, with an emphasis on the telecommunications industry, and where she gained significant experience representing both lenders and borrowers in connection with the establishment of various types of credit facilities.

PARTNER REPRESENTATION

     Pursuant to the Partnership Agreement of ORBCOMM International, each General Partner is represented at the meetings of the General Partners by up to three authorized representatives. Each General Partner may by notice to the other change its designated authorized representatives. Set forth below is information as of December 31, 1996 regarding each of the General Partners' representatives.

  OCC:

     David W. Thompson, 42, is a director of OCC. Mr. Thompson also is a co-founder of Orbital and has been its Chairman, President and Chief Executive Officer since 1982. Prior to 1982, Mr. Thompson was Special Assistant to the President of Hughes Aircraft Company's Missile Systems Group and was a NASA project manager and engineer on advanced rocket engines at Marshall Space Flight Center and on the Viking Mars landing missions at the Jet Propulsion Laboratory.

     Bruce W. Ferguson, 42, is the Chairman and is a director of OCC. Mr. Ferguson also is a co-founder of Orbital and has been Executive Vice President and General Manager, Communications and Information Services Group since 1993. Mr. Ferguson was Executive Vice President and Chief Operating Officer of Orbital from 1989 to 1993, Senior Vice President, Finance and Administration and General Counsel from 1985 to 1989 and Vice President, Finance and General Counsel from 1982 to 1985. Before co-founding Orbital, Mr. Ferguson was an attorney in the corporate and securities department of the law firm of Kirkland & Ellis. Mr. Ferguson is a director of Superconducting Core Technologies, Inc.

     Jeffrey V. Pirone, 36, is the Vice President and Chief Financial Officer of OCC. Mr. Pirone also is the Senior Vice President and Chief Financial Officer of Orbital. Mr. Pirone came to Orbital in 1991, and prior to that was a Senior Manager at KPMG Peat Marwick LLP.

  Teleglobe Mobile:

     Claude Seguin, 47, is the Chairman of the Board and Chief Executive Officer of Teleglobe Mobile Investment Inc, the managing partner of Teleglobe Mobile. He is also the Executive Vice-President, Finance and Corporate Development and Chief Financial Officer of Teleglobe. Mr. Seguin served the Quebec Finance Ministry as deputy minister from 1987 to 1992. He was responsible for all departmental activities relating to Quebec's budgetary, fiscal and economic policies and was also in charge of financing and treasury operations for the entire government of Quebec. Mr. Seguin sits on the boards of La Societe financiere Desjardins Laurentienne and La Societe generale de financement du Quebec. He is also a former governor of the Montreal Exchange.

     Marc J.E. Leroux, 45, is Vice President, Technology of Teleglobe and President and Chief Operating Officer of Teleglobe's World Mobility Division. Prior to joining Teleglobe in 1992, Mr. Leroux directed a wide range of research and development projects at Bell-Northern Research, a subsidiary of Northern Telecom.

     Jean-Paul Tardif, 36, is Director, Financial Planning and Projects at Teleglobe. From 1990 until he joined Teleglobe in early 1996, Mr. Tardif held the position of Director, Planning and Special Projects Group at Telesystem Ltd., a private holding company, and the position of Treasurer at Telesystem International Wireless Services Ltd., a paging and cellular operator with businesses in several countries around the world. Prior to that, Mr. Tardif was a management consultant specialized in financial analysis and business valuation with Raymond, Chabot, Martin, Pare, a Quebec-based accounting firm.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     Pursuant to an agreement with Teleglobe Canada and Teleglobe GmbH, the Company reimbursed both Teleglobe Canada and Teleglobe GmbH an aggregate of $192,000 for services provided to the Company by Mr. Halley. No compensation was received by any other officer of the Company by virtue of serving as an officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table set forth certain information regarding the beneficial ownership of the partnership interests of the Company as of March 1, 1997.

                                                            PERCENTAGE
                     NAME AND ADDRESS                        INTEREST
                     ----------------                       ----------
ORBCOMM Global, L.P.......................................   98%
  21700 Atlantic Boulevard
  Dulles, Virginia 20166

Teleglobe Mobile Partners.................................    2%
  c/o Teleglobe Inc.
  1000, rue de La Gauchetiere ouest
  Montreal, Quebec H3B 4X5

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERNATIONAL SYSTEM CHARGE AGREEMENT

     ORBCOMM, ORBCOMM International and Teleglobe Mobile have entered into the International System Charge Agreement, restated as of September 12, 1995, for the purpose of: (i) providing for the use by Teleglobe Mobile of all of the ORBCOMM System output capacity and exclusive use of the System Assets located in all areas of the world outside of the United States (the "Non-U.S. Area"); and
(ii) providing the means by which Teleglobe Mobile will grant to ORBCOMM International an exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMM System output capacity. The term of the International System Charge Agreement commenced on June 30, 1993 and continues until the earlier of June 30, 2013 and the date on which Teleglobe Mobile ceases to be a general and limited partner of ORBCOMM.

     Exclusive Use of System Capacity Outside the United States. ORBCOMM has granted to Teleglobe Mobile the exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMM System output capacity and exclusive use of the System Assets located in the Non-U.S. Area. Teleglobe Mobile, in turn, has granted to ORBCOMM International the exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMM System output capacity and exclusive use of the System Assets located in the Non-U.S. Area. OCC ultimately has retained all rights in and to, and neither Teleglobe Mobile nor ORBCOMM International has been granted rights to, the ORBCOMM System.

     System Charge. In consideration of the grant to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the Non-U.S. Area, Teleglobe Mobile agrees to remit to ORBCOMM Teleglobe Mobile's allocated portion of the System Charge for that calendar quarter calculated in accordance with the Partnership Agreement of ORBCOMM Global. If the International Output Capacity Charge for such calendar quarter is less than 1.15% of Total Aggregate Revenues (as defined), then Teleglobe Mobile is not required to pay any portion of the System Charge for such calendar quarter.

     International Output Capacity Charge. In consideration of the grant by Teleglobe Mobile to ORBCOMM International of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the Non-U.S. Area, ORBCOMM International agrees: (i) within 30 days of the end of each calendar quarter, to notify ORBCOMM of the total aggregate revenues invoiced by it during such calendar quarter; and (ii) to remit to Teleglobe Mobile 23% of the total aggregate revenues invoiced by it during each calendar quarter. ORBCOMM International retains sole discretion to set the fees to be paid by its subscribers, Resellers and International Licensees for use of the ORBCOMM System.

     Indemnification. With regard to patent infringement claims, ORBCOMM agrees to defend, indemnify and hold harmless Teleglobe Mobile and ORBCOMM International and their respective successors and assigns from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items ORBCOMM has authorized Teleglobe Mobile and ORBCOMM International to use under the International System Charge Agreement but only to the same extent as the indemnification received by ORBCOMM from Orbital, if any, under the Procurement Agreement (as defined).

PROPRIETARY INFORMATION AND NON-COMPETITION AGREEMENT

     ORBCOMM, Orbital, OCC, Teleglobe, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International have entered into the Proprietary Information and Non-Competition Agreement, restated as of September 12, 1995, to protect any confidential and proprietary information that may be disclosed to one another in connection with the development, construction, operation and marketing of the ORBCOMM System. Orbital and Teleglobe entered into the agreement for the additional purpose of prohibiting direct competition between the two entities in the provision of certain LEO satellite services during the term of the agreement and for a period of one year thereafter.

     Orbital and Teleglobe agree that for the duration of the agreement and for one year thereafter, they will not, directly or indirectly or in any capacity, except in connection with the fulfillment of their respective obligations under any of the Definitive Agreements: (i) carry on, engage, participate, invest or have an equity or any financial interest in the marketing, construction, development or management of any business or enterprise that competes with Orbital or Teleglobe or their respective affiliates in offering commercial, LEO non-voice satellite communications services operating in the 137-150 MHz band or such other frequency allocated to the Little LEO mobile satellite service below 1 GHz, provided, however, OCC and Orbital are permitted to: (a) sell satellites, launch vehicles, launch services and communications services to non-commercial entities without limitation; and (b) provide all other entities up to two satellites every two years and launch vehicles or launch services for up to two satellites every two years; (ii) assist in or influence the hiring by any person who competes with Orbital or Teleglobe or their respective affiliates of any salesman, distributor, or employee of Orbital or Teleglobe or their respective affiliates, or otherwise cause any person having a business relationship with Orbital or Teleglobe or their respective affiliates to sever such relationship; or (iii) employ any person to work on or represent the ORBCOMM System who will also work on or represent another mobile communications system, without first notifying the President of ORBCOMM.

     Neither of Orbital or Teleglobe will be in default of its obligations under this portion of the Proprietary Information and Non-Competition Agreement by virtue of holding for portfolio purposes as a passive investor no more than 5% of the issued and outstanding public equity securities of a corporation.

     Indemnification. Orbital and Teleglobe agree to indemnify and save harmless one another and their respective affiliates (an "Indemnified Party") from and against any claims, demands, actions, causes of action, judgments, damages, losses, liabilities, costs or expenses that may be made against any of them as a result of, arising out of or relating to any violation, contravention or breach of the Proprietary Information and Non-Competition Agreement by a party who is not an Indemnified Party.

     Termination. The Proprietary Information and Non-Competition Agreement shall terminate upon the earlier of OCC or Teleglobe Mobile ceasing to be both a general and a limited partner of ORBCOMM.

ADMINISTRATIVE SERVICES AGREEMENT

     Under the terms of the Administrative Services Agreement, dated as of September 12, 1995, Orbital has agreed to provide to ORBCOMM defined office space for a total price of $15,200 per month. Expenses associated with providing these services to ORBCOMM International are allocated by ORBCOMM to ORBCOMM International. Orbital also has agreed to provide ORBCOMM with certain occupancy services for a fixed monthly price of $50,000. The services includes security and facilities support, MIS, telephone switchboard and communication services and other support services. Orbital provides various administrative services to ORBCOMM for a fixed monthly fee of $15,000, including accounting support, payroll processing, miscellaneous purchasing services and personnel services. Orbital also extends to ORBCOMM employees (to the extent possible) participation in various benefit and insurance plans. Orbital also has agreed to provide to ORBCOMM executive management services payable on a time and materials basis, limited to $9,000 per month.

     The Administrative Services Agreement continues in effect so long as any category of services are being provided by Orbital, provided that ORBCOMM has the right to terminate all or part of the services being provided upon 90 days prior notice to Orbital, subject, in a case of a termination of services within a specific category of services, to an agreement on the price to perform the remaining services. The prices for the services are fixed through the end of 1996. The parties will negotiate the prices for such services and office space for subsequent years, provided that prices for 1997 will not be more than 10% higher than the prices in effect in 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   1. Financial Statements.

           2. Financial Statement Schedules.

              The financial statements listed in the index to the Financial Statements that appears on page 24 of this Report on Form 10-K are filed as part of this Report.

              Financial statement schedules have been omitted because they are inapplicable or are not required.

           3. Exhibits

              The exhibits to this Report on Form 10-K are listed under Item 14(c) below.

     (b)  Reports on Form 8-K

          The Company has not previously been required to file a Report on Form 8-K under the Act.

     (c)  Exhibits.

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
---------                     ----------------------
(a) 2      Purchase Agreement, dated as of August 2, 1996, by and among
           ORBCOMM Global, L.P., ORBCOMM Global Capital Corp., ORBCOMM
           USA, L.P., ORBCOMM International Partners, L.P., Orbital
           Communications Corporation, Teleglobe Mobile Partners, Bear
           Stearns & Co. Inc., J.P. Morgan Securities Inc. and RBC
           Dominion Securities Company.
    3      Organizational Documents.
(a) 3.5    Certificate of Limited Partnership of ORBCOMM International
           Partners, L.P.
(a) 3.6    Restated Agreement of Limited Partnership of ORBCOMM
           International Partners, L.P.
(a) 4      Indenture, dated as of August 7, 1996, by and among ORBCOMM
           Global, L.P., ORBCOMM Global Capital Corp., ORBCOMM USA,
           L.P., ORBCOMM International Partners, L.P., Orbital
           Communications Corporation, Teleglobe Mobile Partners and
           Marine Midland Bank.
   10      Material Contracts.
(a)10.1    Registration Rights Agreement, dated as of August 7, 1996, by and among ORBCOMM Global, L.P., ORBCOMM Global Capital
           Corp., ORBCOMM USA, L.P., ORBCOMM International Partners,
           L.P., Orbital Communications Corporation, Teleglobe Mobile
           Partners, Bear, Stearns & Co. Inc., J.P. Morgan Securities
           Inc. and RBC Dominion Securities Corporation.
(a)10.3    International System Charge Agreement, restated as of
           September 12, 1995, by and among ORBCOMM Global, L.P.,
           Teleglobe Mobile Partners and ORBCOMM International
           Partners, L.P.
(a)10.6    Proprietary Information and Non-Competition Agreement,
           restated as of September 12, 1995, by and among ORBCOMM
           Global, L.P., Orbital Sciences Corporation, Orbital
           Communications Corporation, Teleglobe Inc., Teleglobe
           Mobile Partners, ORBCOMM USA, L.P. and ORBCOMM
           International Partners, L.P.
(a)10.10   Service License Agreement, dated as of December 19, 1995,
           between ORBCOMM International Partners, L.P. and ORBCOMM
           Canada Inc.
(a)10.11   Service License Agreement, dated as of October 10, 1996,
           between ORBCOMM International Partners, L.P. and Cellular
           Communications Network (Malaysia) Sdn. Bhd.

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
---------                     ----------------------
(a)10.12   Service License Agreement, dated as of October 15, 1996,
           between ORBCOMM International Partners, L.P. and European
           Company for Mobile Communication Services, B.V., ORBCOMM
           Europe.
(a)10.13   Ground Segment Procurement Contract, dated as of October 10,
           1996, between ORBCOMM International Partners, L.P. and
           Cellular Communications Network (Malaysia) Sdn. Bhd.
(a)10.14   Ground Segment Facilities Use Agreement, dated as of
           December 19, 1995, between ORBCOMM International Partners,
           L.P. and ORBCOMM Canada Inc.
(a)10.15   Ground Segment Procurement Contract, dated as of October 15,
           1996, between ORBCOMM International Partners, L.P. and
           European Company for Mobile Communication Services, B.V.,
           ORBCOMM Europe.
 * 27      Financial Data Schedule.

---------------
 *  Filed Herewith.

(a) Incorporated by reference to the identically numbered exhibit to ORBCOMM Global, L.P.'s Registration Statement on Form S-4, as amended (Reg. No. 333-11149).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DULLES, COMMONWEALTH OF VIRGINIA, ON JUNE 25, 1998.

                                          ORBCOMM INTERNATIONAL PARTNERS, L.P.

                                          By: ORBCOMM GLOBAL, L.P., a general
                                              partner

                                            By: ORBITAL COMMUNICATIONS
                                                CORPORATION, a general partner

                                            By: /s/ ALAN L. PARKER
                                                --------------------------------
                                                ALAN L. PARKER
                                                PRESIDENT

                                            By: TELEGLOBE MOBILE PARTNERS,
                                                a general partner

                                              By: TELEGLOBE MOBILE INVESTMENT
                                                  INC., its managing partner

                                              By: /s/ CLAUDE SEGUIN
                                                 -------------------------------
                                                 CLAUDE SEGUIN
                                                 CHAIRMAN OF THE BOARD AND CHIEF
                                                 EXECUTIVE OFFICER

                                          By: TELEGLOBE MOBILE PARTNERS,
                                              a general partner

                                            By: TELEGLOBE MOBILE INVESTMENT
                                                INC., its managing partner

                                            By: /s/ CLAUDE SEGUIN
                                              ----------------------------------
                                              CLAUDE SEGUIN
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                              EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                    SIGNATURES                                       TITLE                       DATE
                    ----------                                       -----                       ----

                /s/ ALAN L. PARKER                           President of ORBCOMM            June 25, 1998
---------------------------------------------------      International Partners, L.P.
                  ALAN L. PARKER                         (Principal Executive Officer)

               /s/ W. BARTLETT SNELL                    Vice President and Treasurer of      June 25, 1998
---------------------------------------------------     ORBCOMM International Partners,
                 W. BARTLETT SNELL                                   L.P.
                                                       (Principal Financial Officer and
                                                         Principal Accounting Officer)

               /s/ DAVID W. THOMPSON                   Director, Orbital Communications      June 25, 1998
---------------------------------------------------               Corporation
                 DAVID W. THOMPSON

               /s/ SCOTT L. WEBSTER                    Director, Orbital Communications      June 25, 1998
---------------------------------------------------               Corporation
                 SCOTT L. WEBSTER

                 /s/ CLAUDE SEGUIN                            Director, Teleglobe            June 25, 1998
---------------------------------------------------         Mobile Investment Inc.
                   CLAUDE SEGUIN

              /s/ GUTHRIE J. STEWART                          Director, Teleglobe            June 25, 1998
---------------------------------------------------         Mobile Investment Inc.
                GUTHRIE J. STEWART

                                                              Director, Teleglobe            June 25, 1998
---------------------------------------------------         Mobile Investment Inc.
               WAN AISHAH WAN HAMID